Form 10-Q
period 1996-03-29
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1996-05-13
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


      [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 29, 1996

                                      OR

      [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to


                        Commission File Number 0-19048




                  Bear Stearns Asset Backed Investors Corp.
            (Exact name of registrant as specified in its charter)




              Delaware                                    13-3579047
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


      245 Park Avenue, New York, New York                        10167
      (Address of principal executive offices)                 (Zip Code)

                                 (212) 272-2000
                  (Registrant's number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [X]      No [ ]

      As of May 9, 1996, the latest practicable date, there were 100 shares of Common Stock, $1 par value, outstanding.

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                  BEAR STEARNS ASSET BACKED INVESTORS CORP.


                                    INDEX

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Financial Condition at March 29, 1996
            (Unaudited) and June 30, 1995

            Note to Statements of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

            Signature

                  BEAR STEARNS ASSET BACKED INVESTORS CORP.
                      STATEMENTS OF FINANCIAL CONDITION




                                                       MARCH 29,       June 30,
                                                         1996            1995
                                                      (UNAUDITED)


ASSET

Cash                                                     $100            $100
                                                         ----            ----
          Total Asset                                    $100            $100
                                                         ====            ====


STOCKHOLDER'S EQUITY

Common Stock, $1.00 par value:
  1,000 shares authorized; 100 shares issued
  and outstanding                                        $100            $100
                                                         ----            ----
           Total Stockholder's Equity                    $100            $100
                                                         ====            ====



See note to statements of financial condition.

                  BEAR STEARNS ASSET BACKED INVESTORS CORP.
                  NOTE TO STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)



NOTE 1.     ORGANIZATION

            Bear Stearns Asset Backed Investors Corp. (the "Company"), a direct wholly- owned limited purpose subsidiary of The Bear Stearns Companies Inc. ("Bear Stearns"), was organized on January 26, 1989.

            The Company was formed solely for the purpose of issuing directly or through trusts established by it, in series, debt securities that are secured or collateralized by one or more pools of retail installment sales contracts or loan agreements secured by new or used automobile or light-duty trucks, net of servicing and other fees, security interests in the vehicles financed thereby, and certain other collateral.

            As of March 29, 1996, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the nine months ended March 29, 1996. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            As of March 29, 1996, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the nine months ended March 29, 1996.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            No legal proceedings are pending.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                (27)   Financial Data Schedule

            (b) Reports on Form 8-K:

                No reports on Form 8-K have been filed during the period covered by this report.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Bear Stearns Asset Backed Investors Corp.
                                                   (Registrant)




Date:       May 13, 1996              By:  /s/ William J. Montgoris
                                          William J. Montgoris
                                          Executive Vice President and Treasurer
                                          (Principal Financial Officer)

                  BEAR STEARNS ASSET BACKED INVESTORS CORP.

                                FORM 10-Q

                              EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

    (27)             FINANCIAL DATA SCHEDULE