Form 10-K
period 1996-06-30
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1996-09-30
CIK 846607

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form l0-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1996
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to

                         Commission file number 0-19048

                    Bear Stearns Asset Backed Investors Corp.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                       13-3579047
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                    245 Park Avenue, New York, New York 10167
                                 (212) 272-2000
               (Address, including Zip Code, and Telephone Number, Including
                  Area Code, of Registrant's Principal Executive Offices)

         Securities  registered  pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
                  Title of each class                     which registered
                            None                                -

         Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the past 90 days.     Yes  X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 3, 1996.

              100 shares of Common Stock, par value $1.00 per share

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                               PART I

ITEM 1 - BUSINESS
         --------


     Bear Stearns Asset Backed Investors Corp. (the "Company) was organized by, and is a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies Inc. The Company was incorporated in the State of Delaware on January 26, 1989.

     The Company was formed solely for the purpose of issuing directly or through trusts established by it, in series, debt obligations that are secured or collateralized by one or more pools of retail installment sales contracts or loan agreements secured by new or used automobile or light-duty trucks, net of servicing and other fees, security interests in the vehicles financed thereby, and certain other collateral.

     As of June 30, 1996, the Company had not commenced operations.

ITEM 2 - PROPERTIES
         ----------

     The Company owns no physical properties.

ITEM 3 - LEGAL PROCEEDINGS
         -----------------

     No legal proceedings are pending.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     Pursuant to General Instruction J of Form 10-K, the information required by
     Item 4 is omitted.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS
         -----------------------------------------------------------------------

     There is no established public trading market for the common equity of the Company. All of the issued and outstanding shares of such common equity are owned by The Bear Stearns Companies Inc.

     No cash dividends have been declared or paid on the Company's common equity.

ITEM 6 - SELECTED FINANCIAL DATA
         ------------------------

     Pursuant to General Instruction J of Form 10-K, the information required by
     Item 6 is omitted.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     Pursuant to General Instruction J of Form 10-K, the information required by
     Item 7 is omitted.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements and supplementary financial information required by this Item and included in this report are listed in the index appearing on page F-1.

ITEM 9 - CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
         -------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         =-------------------

     None


                                    PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

     Pursuant to General Instruction J of Form 10-K, the information required by
     Item 10 is omitted.

ITEM 11 -  EXECUTIVE COMPENSATION
           ------------------------

     Pursuant to General Instruction J of Form 10-K, the information required by
     Item 11 is omitted.

ITEM 12 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

     Pursuant to General Instruction J of Form 10-K, the information required by
     Item 12 is omitted.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           -----------------------------------------------

     Pursuant to General Instruction J of Form 10-K, the information required by
     Item 13 is omitted.


                                     PART IV

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

   (a) List of Financial Statements, Financial Statements Schedules and
       Exhibits:

     Financial Statements
     --------------------

     The financial statements required to be filed herunder are listed on page F-l hereof.

     Financial Statement Schedules
     -----------------------------

     The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

     Exhibits
     --------

     (27)  Financial Data Schedule

          (b)   Reports on Form 8-K


          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

- -----------------------------------------------------------------------------
                                   SIGNATURES
- -----------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September 1996.


                         Bear Stearns Asset Backed Investors Corp. (Registrant)


                          By:             /s/             Patricia Jehle
                                                          Patricia Jehle
                                    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of September, 1996.



 /s/ Patricia Jehle                      President, Chief Executive Officer and
 Patricia Jehle                          Director (Principal Executive Officer)


 /s/ Warren J. Spector                                Director
 Warren J. Spector


/s/ Marshall W. Coburn                   Vice President, Secretary and Director
 Marshall W. Coburn


 /s/ William J. Montgoris             Executive Vice President and Treasurer
 William J. Montgoris              (Principal Financial and Accounting Officer)

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page


Independent Auditors' Report                                             F-2

Statements of Financial Condition at June 30, 1996 and 1995              F-3

Note to Statements of Financial Condition                                F-4


Financial Statement Schedules are omitted because they are inapplicable or the information is included in the financial statement or notes thereto.

                                                                      PAGE F-2
INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder,
      Bear Stearns Asset Backed Investors Corp.:

We have audited the accompanying statements of financial condition of Bear Stearns Asset Backed Investors Corp. (a wholly owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1996 and 1995. These statements of financial condition are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements of financial condition based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits porvide a reasonable basis for our opinion

In our opinion, such statements of financial condition present fairly, in all material respects, the financial position of Bear Stearns Asset Backed Investors Corp. at June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
September 20, 1996

                                                                                               Page F-3
                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                                June 30,          June 30,
                                                                                   1996              1995

Asset

Cash                                                                              $100              $100
                                                                                  ----              ----
         Total                                                                    $100              $100
                                                                                  ====              ====


Stockholder's Equity

Common stock, $1.00 par value;
  1000 shares authorized;
  100 shares outstanding                                                          $100              $100
                                                                                  ----              ----

         Total                                                                    $100              $100
                                                                                  ====              ====



See note to statements of financial condition.



                                                                      Page F-4
                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                    NOTE TO STATEMENTS OF FINANCIAL CONDITION




Note 1.     Organization

Bear Stearns Asset Backed Investors Corp. (the "Company"), a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies Inc. ("Bear Stearns"), was organized on January 26, 1989.

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

As of June 30, 1996, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the fiscal years ended June 30, 1996 and 1995. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.