Form 10-Q
period 1996-09-27
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1996-11-12
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 27, 1996

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

                           Yes    X                    No  _____


THE REGISTRANT  MEETS THE  CONDITIONS SET FORTH IN GENERAL  INSTRUCTION
H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.


                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Financial Condition at September 27, 1996
         (Unaudited) and June 30, 1996

         Note to Statements of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION

Item 3.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

         Signature

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION

                                             September 27,        June 30,
                                                 1996               1996
                                             (Unaudited)


Asset

Cash                                            $100                $100
          Total Asset                           $100                $100


Stockholder's Equity

Common Stock, $1.00 par value;
  1,000 shares authorized                       $100                $100
  100 shares issued and outstanding             $100                $100
          Total Stockholder's Equity


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

          As of September 27, 1996, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended September 27, 1996. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          As of September 27, 1996, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended September 27, 1996.


Part II.  OTHER INFORMATION

Item 3.   Legal Proceedings

          No legal proceedings are pending.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                None

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



                                      Bear Stearns Asset Backed Investors Corp.
                                                 (Registrant)




Date:    November 6, 1996         By:   /s/ William J. Montgoris
                                        William J. Montgoris
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)