Form 10-Q
period 1996-12-31
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1997-02-14
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                  Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1996

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

                                    Yes  X           No


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                     BEAR STEARNS ASSET BACKED INVESTORS CORP.


                                     INDEX





Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Statements of Financial Condition at December 31, 1996 (Unaudited) and June 30, 1996

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

Item 6.  Exhibits and Reports on Form 8-K

         Signature

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.
                                         STATEMENTS OF FINANCIAL CONDITION



                                                                              December 31,          June 30,
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

          As of December 31, 1996, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended December 31, 1996. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations

          As of December 31, 1996, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended December 31, 1996.


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



                                  Bear Stearns Asset Backed Investors Corp.
                                             (Registrant)



Date:    February 6, 1997           By:   /s/ William J. Montgoris
                                              William J. Montgoris
                                              Executive Vice President and
                                                  Treasurer
                                              (Principal Financial Officer)



<DOCUMENTS>
[TYPE]    EX-27
[TEXT]
[ARTICLE]  5
[LEGEND]
This schedule contains summary financial information from the unaudited Statements of Financial Condition at December 31, 1996, which are contained in the body of the accompanying Form 10-Q and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                                   3-MOS
[FISCAL-YEAR-END]                               JUN-30-1996
[PERIOD-END]                                    DEC-31-1996
[CASH]                                                  100
[SECURITIES]                                              0
[RECEIVABLES]                                             0
[ALLOWANCES]                                              0
[INVENTORY]                                               0
[CURRENT-ASSETS]                                          0
[PP&E]                                                    0
[DEPRECIATION]                                            0
[TOTAL-ASSETS]                                          100
[CURRENT-LIABILITIES]                                     0
[BONDS]                                                   0
[PREFERRED-MANDATORY]                                     0
[PREFERRED]                                               0
[COMMON]                                                100
[OTHER-SE]                                                0
[TOTAL-LIABILITY-AND-EQUITY]                            100
[SALES]                                                   0
[TOTAL-REVENUES]                                          0
[CGS]                                                     0
[TOTAL-COSTS]                                             0
[OTHER-EXPENSES]                                          0
[LOSS-PROVISION]                                          0
[INTEREST-EXPENSE]                                        0
[INCOME-PRETAX]                                           0
[INCOME-TAX]                                              0
[INCOME-CONTINUING]                                       0
[DISCONTINUED]                                            0
[EXTRAORDINARY]                                           0
[CHANGES]                                                 0
[NET-INCOME]                                              0
[EPS-PRIMARY]                                             0
[EPS-DILUTED]                                             0