Form 10-Q
period 1997-03-27
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1997-05-09
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 1997

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

                             INDEX





PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Financial  Condition at March 27, 1997  (Unaudited)  and
         June 30, 1996

        Note to Statements of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 3. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

        Signature

               BEAR STEARNS ASSET BACKED INVESTORS CORP.
               STATEMENT OF FINANCIAL CONDITION



                                                                               March 27,            June 30,
                                                                                 1997               1996
                                                                              (Unaudited)


ASSET

Cash                                                                              $100                $100
                                                                                 ------              ------
          Total Asset                                                             $100                $100
                                                                                 ======              ======


Stockholder's Equity

Common Stock, $1.00 par value;
  1,000 shares authorized
    100 shares issued and outstanding                                             $100                $100
                                                                                 ------               -----
       Total Stockholder's Equity                                                 $100                $100
                                                                                 ======               =====


See note to statements of financial condition.

              BEAR STEARNS ASSET BACKED INVESTORS CORP.
            NOTES TO STATEMENTS ON FINANCIAL CONDITION
                          (UNAUDITED)





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

          As of March 27, 1997, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended March 27, 1997. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of March 27, 1997, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended March 27, 1997.


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



                                  Bear Stearns Asset Backed Investors Corp.
                                             (Registrant)



Date:    May 9, 1997              By:   /s/ William J. Montgoris
                                        William J. Montgoris
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)