Form 10-Q
period 1997-09-26
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1997-11-10
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 26, 1997

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


                                      INDEX


                  Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Statements of Financial Condition at September 26, 1997 (Unaudited) and June 30, 1997
                  Note to Statements of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  Part II. OTHER INFORMATION

Item 3.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signature

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION



                                                                             September 26,          June 30,
                                                                                  1997                1997
                                                                              (Unaudited)


Asset

Cash                                                                              $100                $100
                                                                                -------             -------
          Total Asset                                                             $100                $100
                                                                                  ====                ====


Stockholder's Equity

Common Stock, $1.00 par value;
  1,000 shares authorized                                                         $100                $100
                                                                                -------             -------
  100 shares issued and outstanding                                               $100                $100
          Total Stockholder's Equity                                              ====                ====


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

As of September 26, 1997, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended September 26, 1997. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of September 26, 1997, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended September 26, 1997.


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



                             Bear Stearns Asset Backed Investors Corp.
                                        (Registrant)




Date:    November 5, 1997  By:   /s/ William J. Montgoris
                                   William J. Montgoris
                                   Executive Vice President and Treasurer
                                   (Principal Financial Officer)