Form 10-Q
period 1997-12-31
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1998-02-17
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1997

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


         245 Park Avenue, New York, New York10167
         (Address of principal executive offices)            (Zip Code)


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


                                      INDEX





                  Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                       Statements of Financial Condition at December 31, 1997
                             (Unaudited) and June 30, 1997
                       Note to Statements of Financial Condition (Unaudited)

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




                                            December 31,         June 30,
                                               1997                1997
                                            (Unaudited)



     Asset

     Cash                                    $100                  $100
                                            -------               -------
              Total Asset                    $100                  $100
                                             ====                  ====


     Stockholder's Equity

     Common Stock, $1.00 par value;
         1,000 shares authorized issued
          and outstanding                    $100                  $100
                                            -------               -------
              Total Stockholder's Equity     $100                  $100
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

                  As of December 31, 1997, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the six months ended December 31, 1997. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

Item 2.           Management's  Discussion and Analysis of Financial  Condition
                    and Results of Operations

                  As of December 31, 1997, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the six months ended December 31, 1997.


                  Part II.    OTHER INFORMATION

Item 3.           Legal Proceedings

                  No legal proceedings are pending

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



                                      Bear Stearns Asset Backed Investors Corp.
                                                     (Registrant)




Date:      February 13, 1997               By:  /s/ William J. Montgoris
                                                William J. Montgoris
                                                Executive Vice President
                                                  and Treasurer
                                               (Principal Financial Officer)

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   Bear Stearns Asset Backed Investors Corp.
                                                 (Registrant)




Date:      February 13, 1998                  By:
                                                 William J. Montgoris
                                                 Executive Vice President
                                                  and Treasurer
                                                (Principal Financial Officer)