Form 10-Q
period 1998-03-27
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1998-05-11
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 1998

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


INDEX





Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statement of Financial Condition at March 27, 1998
(Unaudited) and June 30, 1997
Note to Statement of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 3. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signature

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENT OF FINANCIAL CONDITION




                                           March 27,              June 30,
                                              1998                  1997
                                          (Unaudited)



     Asset

     Cash                                       $100                  $100
                                               -------               -------
              Total Asset                       $100                  $100
                                                 ====                  ====


     Stockholder's Equity

     Common Stock, $1.00 par value;
         1,000 shares authorized and outstanding $100                  $100
                                                -------               -------
              Total Stockholder's Equity         $100                  $100
                                                 ====                  ====







See note to statements of financial condition.

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                    NOTE TO STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)





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

As of March 27, 1998, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the nine months ended March 27, 1998.
All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 27, 1998, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the nine months ended March 27, 1998.


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



                             Bear Stearns Asset Backed Investors Corp.
                                      (Registrant)




Date:      May 4, 1998         By:    /s/ William J. Montgoris
                                          William J. Montgoris
                                          Executive Vice President and Treasurer
                                          (Principal Financial Officer)