Form 10-K
period 1998-06-30
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1998-09-28
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-K

         [ X ]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                SECURITIES  EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1998
                                       or
         [   ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to

                         Commission file number 0-19048

                    Bear Stearns Asset Backed Investors Corp.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    13-3579047
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

245 Park Avenue New York, New York                          10167
(Address of principal executive offices)                 (Zip Code)

                                                      (212) 272-2000
                           (Registrant's telephone number, including area code)

       Securities  registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
             Title of each class                which registered
                   None                            -

       Securities  registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 1, 1997.

              100 shares of Common Stock, par value $1.00 per share





THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

ITEM 1 -      BUSINESS





     Bear Stearns Asset Backed Investors Corp. (the "Company) was organized by, and is a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies Inc. The Company was incorporated in the State of Delaware on January 26, 1989.






     The Company was formed solely for the purpose of issuing directly or through trusts established by it, in series, debt obligations that are secured or collateralized by one or more pools of retail installment sales contracts or loan agreements secured by new or used automobile or light-duty trucks, net of servicing and other fees, security interests in the vehicles financed thereby, and certain other collateral. As of June 30, 1998, the Company had not commenced operations.

ITEM 2 - PROPERTIES

                  The Company owns no physical properties.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
information required by Item 7 is omitted.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The   financial   statements   and   supplementary   financial
                  information required by this Item and included in this report are listed in the index appearing on page F-1.

ITEM 9 -        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

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


                                                      PART IV

ITEM 14 -       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                (a)     1. and 2.   Financial Statements and Schedules

                The financial statements and schedules required by this item and included in this report are listed in the accompanying index to the financial statements and financial statement schedules on Page F-1.

                        3. Exhibits

                                    None

                (b)     Reports on Form 8-K


                No reports on Form 8-K have been filed during fiscal year ended June 30, 1998.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September 1998.


                                       Bear Stearns Asset Backed Investors Corp.
                                                 (Registrant)

                                       By:/s/Patricia Jehle
                                             Patricia Jehle
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of September, 1998.



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


 /s/ Warren J. Spector                    Director
 Warren J. Spector


/s/ Marshall W. Coburn                   Vice President, Secretary and Director
 Marshall W. Coburn


 /s/ William J. Montgoris                Executive Vice President and Treasurer
 William J. Montgoris               (Principal Financial and Accounting Officer)

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.

                                           INDEX TO FINANCIAL STATEMENT





                                                                           Page


Independent Auditors' Report                                               F-2

Statements of Financial Condition at June 30, 1998 and 1997                F-3

Note to Statements of Financial Condition                                  F-4


Financial Statement Schedules are omitted because they are inapplicable or the information is included in the financial statement or note thereto.
















                                                                       Page F-1

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder,
Bear Stearns Asset Backed Investors Corp.:

We have audited the accompanying statements of financial condition of Bear Stearns Asset Backed Investors Corp. (the "Company") (a wholly-owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Asset Backed Investors Corp. at June 30, 1998 and 1997, in conformity with generally accepted accounting principles.



September 9, 1998








                                                                      Page F-2

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.
                                         STATEMENTS OF FINANCIAL CONDITION






                                                    June 30,          June 30,
                                                      1998              1997

Asset

Cash                                              $100              $100
         Total                                    $100              $100


Stockholder's Equity

Common stock, $1.00 par value;
  1000 shares authorized;
  100 shares outstanding                           $100              $100

         Total                                     $100              $100







See note to statements of financial condition.









                                                                       Page F-3

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

            As of June 30, 1998, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the fiscal years ended June 30, 1998, 1997 and 1996. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.








                                                                     Page F-4