Form 10-Q
period 1998-09-25
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1998-11-09
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 25, 1998

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


                                                       INDEX





                  Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Statement of Financial Condition at September 25, 1998
                     (Unaudited) and June 30, 1998
                  Note to Statement of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  Part II. OTHER INFORMATION

Item 3.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signature

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.
                                         STATEMENT OF FINANCIAL CONDITION




                                      September 25,              June 30,
                                              1998                  1998

                                        (Unaudited)



     Asset

     Cash                                     $100                  $100
                                            -------               -------
     Total Asset                              $100                  $100
                                              ====                  ====


     Stockholder Equity

     Common Stock, $1.00 par value;
         1,000 shares authorized issued
            and outstanding                   $100                  $100
                                            -------               -------
     Total Stockholder Equity                 $100                  $100
                                              ====                  ====







See note to statements of financial condition.

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.
                                     NOTE TO STATEMENT OF FINANCIAL CONDITION
                                                    (UNAUDITED)





Note 1.           Organization

                  Bear Stearns Asset Backed Investors Corp. (the Company), a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies Inc. (Bear Stearns), was organized on January 26, 1989.

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

                  As of September 25, 1998, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended September 25, 1998. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  As of September 25, 1998, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the three months ended September 25, 1998


                  Part II.    OTHER INFORMATION

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



                                      Bear Stearns Asset Backed Investors Corp.
                                                  (Registrant)




Date:    November 5, 1998          By:    /s/ William J. Montgoris
                                          William J. Montgoris
                                          Executive Vice President and Treasurer
                                          (Principal Financial Officer)


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






                                       Bear Stearns Asset Backed Investors Corp.
                                                  (Registrant)




Date:      November 5, 1998               William J. Montgoris
                                          Executive Vice President and Treasurer
                                          (Principal Financial Officer)