Form 10-Q
period 1998-12-31
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1999-02-16
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended December 31, 1998

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
               (Exact name of  registrant asspecified in its charter)

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


                                                       INDEX





                  Part I.        FINANCIAL INFORMATION

Item 1.   Financial Statements
          Statement of Financial Condition at December 31, 1998
              (Unaudited) and June 30, 1998
          Note to Statement of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



              Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

                                Signature

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.
                                         STATEMENT OF FINANCIAL CONDITION




                                           December 31,               June 30,
                                                 1998                  1998
                                            (Unaudited)



     Assets

     Cash                                        $100                  $100
                                               -------               -------
              Total Assets                       $100                  $100
                                                 ====                  ====


     Stockholders Equity

     Common Stock, $1.00 par value;
          1,000 shares authorized issued
          and outstanding                        $100                  $100
                                               -------               -------
              Total Stockholders Equity          $100                  $100
                                                 ====                  ====







See note to statements of financial condition.

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.
                                     NOTE TO STATEMENT OF FINANCIAL CONDITION
                                                    (UNAUDITED)





Note 1.           Organization

     Bear Stearns Asset Backed Investors Corp. (the "Company"), a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies Inc. ("Bear Stearns"), was organized on January 26, 1989. The Company was formed solely for the purpose of issuing directly or through trusts established by it, in series, debt securities that are secured or collateralized by one or more pools of retail installment sales contracts or loan agreements secured by new or used automobile or light-duty trucks, net of servicing and other fees, security interests in the vehicles financed thereby, and certain other collateral. As of December 31, 1998, the Company had not commenced its intended activities, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the six months ended December 31, 1998 and therefore no Statement of Operations is presented. All funds were obtained from initial capital transactions. As a result, no Statement of Cash Flows is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of December 31, 1998, the Company had not commenced its intended activities, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the six months ended December 31, 1998

         Year 2000 Issue

     The Year 2000 issue is the result of legacy computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and thereafter. All hardware and software used by the Company is through The Bear Stearns Companies, Inc. and affiliates (BSC). BSC determined that they need to modify or replace portions of their software and hardware so that its computer system will properly utilize dates beyond December 31, 1999.

     Over three years ago, BSC established a task force to review and develop an action plan to address the Year 2000 issue. BSCs action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which BSC is vulnerable to those third parties failure to remediate their own year 2000 issues. BSC has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and plans to test compatibility with such converted systems. BSC also participates in industry-wide tests.

     BSC has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. To date, the amounts incurred and expensed related to the assessment of, and efforts in connection with, the Year 2000 and the development of a remediation plan have approximated $31.3 million. BSC total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. BSCs total remaining Year 2000 project cost is estimated at approximately $28.7 million which will be funded through operating cash flows and expensed as incurred.

     BSC presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. BSC has substantially completed the reprogramming and replacement phase of the project. Testing has commenced and will proceed through calendar 1999. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the BSC.

     Additionally, there can be no assurance that the systems of other companies on which BSC systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with BSC systems, would not have a material adverse effect on BSC. While BSC does not have a specific, formal contingency plan, the BSC action plan is designed to safeguard the interests of the BSC and its customers. BSC believes that this action plan significantly reduces the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, BSC is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, BSC will work with other firms in the industry to plan an appropriate course of action.

Part II.    OTHER INFORMATION

Item 1.           Legal Proceedings

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


     Bear Stearns Asset Backed Investors Corp. (Registrant)




Date:      February 12, 1999     By:    /s/ William J. Montgoris
                                        William J. Montgoris
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)