Form 10-Q
period 1999-03-26
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1999-05-10
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended March 26, 1999

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


                                                       INDEX





                  Part I.        FINANCIAL INFORMATION

Item 1.   Financial Statements
          Statement of Financial Condition at March 26, 1999
              (Unaudited) and June 30, 1998
          Note to Statement of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



              Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

                                Signature

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.
                                         STATEMENT OF FINANCIAL CONDITION




                                             March 26,               June 30,
                                               1999                   1998
                                            (Unaudited)



     Assets

     Cash                                        $100                  $100
                                               -------               -------
              Total Assets                       $100                  $100
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

                                     BEAR STEARNS ASSET BACKED INVESTORS CORP.
                                     NOTE TO STATEMENT OF FINANCIAL CONDITION
                                                    (UNAUDITED)





Note 1.           Organization

     Bear Stearns Asset Backed Investors Corp. (the "Company"), a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies, Inc. ("Bear Stearns"), was organized on January 26, 1989. The Company was formed solely for the purpose of issuing directly or through trusts established by it, in series, debt securities that are secured or collateralized by one or more pools of retail installment sales contracts or loan agreements secured by new or used automobile or light-duty trucks, net of servicing and other fees, security interests in the vehicles financed thereby, and certain other collateral. As of March 26, 1999, the Company had not commenced its intended activities, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the nine months ended March 26, 1999 and therefore no Statement of Operations is presented. All funds were obtained from initial capital transactions. As a result, no Statement of Cash Flows is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of March 26, 1999, the Company had not commenced its intended activities, except for the conduct of non-recurring organizational matters and activities, the cost for which was borne by an affiliate. Accordingly, the Company had no results of operations for the nine months ended March 26, 1999

         Year 2000 Issue

     The Year 2000 issue is the result of legacy computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and thereafter. The Company determined that it needed to modify or replace portions of its software and hardware so that its computer systems would properly utilize dates beyond December 31, 1999.

     Over four years ago, the Company established a task force to review and develop an action plan to address the Year 2000 issue. The Companys action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and is in the process of testing compatibility with such converted systems. The Company also participates actively in industry-wide tests.

     The Company has and will continue to test the software and hardware for Year 2000 modifications. To date, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $45.8 million. The Companys total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $14.2 million, which will be funded through operating cash flows and primarily expensed as incurred.

     The Company presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Company has substantially completed the reprogramming and replacement phase of the project. Testing is in progress and is expected to be completed in fiscal year 1999 with additional testing, as deemed appropriate, through the end of the calendar year. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. Additionally, there can be no assurance that the systems of other companies on which the Companys systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Companys systems, would not have a material adverse effect on the Company. The Company has developed an action plan and a formal contingency plan designed to safeguard the interests of the Company and its customers. The Company believes that these plans significantly reduces the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Company is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Company will work with other firms in the industry to plan an appropriate course of action.

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


     Bear Stearns Asset Backed Investors Corp. (Registrant)




Date:      May 12, 1999      By:    /s/ William J. Montgoris
                                        William J. Montgoris
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)