Form 10-K
period 1999-06-30
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1999-09-28
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-K

    [ X ]    ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June
             30, 1999
                                       or
    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to


                         Commission file number 0-19048

                    Bear Stearns Asset Backed Investors Corp.
             (Exact name of registrant as specified in its charter)

             Delaware                              13-3579047
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                               245 Park Avenue
                           New York, New York 10167
                               (212) 272-2000
              (Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 8, 1999.

              100 shares of Common Stock, par value $1.00 per share


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                     PART I


     ITEM 1 - BUSINESS

     Bear Stearns Asset Backed Investors Corp. (the "Company) was organized by, and is a direct wholly owned limited purpose subsidiary of The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on January 26, 1989.

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

     As of June 30, 1999, the Company had not commenced operations.

     ITEM 2 - PROPERTIES

     The Company owns no physical properties.

     ITEM 3 - LEGAL PROCEEDINGS

     No legal proceedings are pending.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to General Instruction I of Form 10-K, the information required by
     Item 4 is omitted.


                                     PART II

     ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the common equity of the Company. All of the issued and outstanding shares of such common equity are owned by the Parent.

     No cash dividends have been declared or paid on the Company's common equity.

     ITEM 6 - SELECTED FINANCIAL DATA

     Pursuant to General Instruction I of Form 10-K, the information required by
     Item 6 is omitted.

     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company had not commenced operations and, therefore, there was no activity.

     Year 2000 Issue

     The Year 2000 issue is the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not be able to accurately process dates ending in the year 2000 and thereafter.

     Over four years ago, the Parent established a task force to review and develop an action plan to address the Year 2000 issue. The Parent's action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Parent is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Parent has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and tested compatibility with such systems. The Parent also participates actively in various industry-wide tests.

     Through June 30, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $63.1 million of which approximately $8.9 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $11.9 million, which will be funded through operating cash flows and primarily expensed as incurred.

     The Parent presently believes that the activities it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Parent has completed the reprogramming and replacement phase of the project. Additional testing will continue through the end of the calendar year as deemed appropriate. There can be no assurance that the systems of other companies on which the Parent's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Parent's systems, would not have a material adverse effect on the Parent. The Parent has developed an action plan and a formal contingency plan designed to safeguard the interests of the Parent and its customers. The Parent believes that these plans significantly reduce the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Parent is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Parent will work with other firms in the industry to plan an appropriate course of action.

     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

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

     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction I of Form 10-K, the information required by
     Item 10 is omitted.

     ITEM 11 - EXECUTIVE COMPENSATION

     Pursuant to General Instruction I of Form 10-K, the information required by
     Item 11 is omitted.

     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction I of Form 10-K, the information required by
     Item 12 is omitted.

     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction I of Form 10-K, the information required by
     Item 13 is omitted.


                                     PART IV

     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List  of  Financial  Statements,  Financial  Statement  Schedules  and
     Exhibits

     The Financial Statements and Financial Statement Schedules required by this item and included in this report are listed in the index appearing on Page F-1.

     Exhibits

     (3) Articles of Incorporation and By-laws, incorporated by reference to Exhibits 3.1 and 3.2, respectively, to General Form for Registration of Securities on Form 10 filed February 1991.

     (27) Financial Data Schedule

     (b) Reports on Form 8-K


     No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1999.


                                      Bear Stearns Asset Backed Investors Corp.
                                                   (Registrant)


                                    By:   /S/ Patricia A. Jehle
                                          Patricia A. Jehle
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September, 1999.




 /s/ Patricia A. Jehle                   President, Chief Executive Officer and
 Patricia A. Jehle                       Director (Principal Executive Officer)


 /s/ Samuel L. Molinaro Jr.              Chief Financial Officer
 Samuel L. Molinaro Jr.


 ________________                        Chairman of the Board and Director
 Jeffrey Mayer


 /s/ Warren J. Spector                   Director
 Warren J. Spector


 /s/ Juliana C. Johnson                  Independent Director
 Juliana C. Johnson

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.

                          INDEX TO FINANCIAL STATEMENTS





                                                                      Page


Independent Auditors' Report                                          F-2

Statements of Financial Condition at June 30, 1999 and 1998           F-3

Note to Statements of Financial Condition                             F-4


Financial Statement Schedules are omitted because they are not applicable or the information is included in the Financial Statements or Note thereto.

     INDEPENDENT AUDITORS' REPORT



     The Board of Directors and Stockholder,
     Bear Stearns Asset Backed Investors Corp.:

     We have audited the accompanying statements of financial condition of Bear Stearns Asset Backed Investors Corp. (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Asset Backed Investors Corp. at June 30, 1999 and 1998, in conformity with generally accepted accounting principles.


                                                  /s/ Deloitte & Touche LLP
                                                  DELOITTE & TOUCHE LLP
                                                  New York, New York
                                                  September 22, 1999

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION






                                                      June 30,          June 30,
                                                        1999              1998
                                                      -------            ------

Assets

Cash                                                    $100              $100
                                                         ---               ---
         Total Assets                                   $100              $100
                                                         ===               ===

Stockholder's Equity

Common stock, $1.00 par value;
  1,000 shares authorized; 100 shares issued
     and outstanding                                    $100              $100
                                                         ---               ---
         Total                                          $100              $100
                                                         ===               ===






See Note to Statements of Financial Condition.

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                    NOTE TO STATEMENTS OF FINANCIAL CONDITION




Note 1. Organization

     Bear Stearns Asset Backed Investors Corp. (the "Company"), a direct wholly owned limited purpose subsidiary of The Bear Stearns Companies Inc. ("Bear Stearns"), was organized on January 26, 1989.

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

     As of June 30, 1999, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for the fiscal years ended June 30, 1999, 1998 and 1997. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.