Form 10-Q
period 1999-09-24
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 1999-11-08
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 24, 1999

                                       or

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from ______  to  _______

                         Commission file number 0-19048

                    Bear Stearns Asset Backed Investors Corp.
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3579047
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                                 245 Park Avenue
                            New York, New York 10167
                                 (212) 272-2000
                   (Address, including Zip Code, and Telephone
              Number,including Area Code, of Registrant's Principal
                               Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---       ---

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.

                                      INDEX



Part I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

                 Statements of Financial Condition at September 24, 1999
                   (Unaudited) and June 30, 1999
                 Note to Statements of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.       OTHER INFORMATION


Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K


               Signature

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION





                                               September 24,        June 30,
                                                   1999               1999
                                               ------------         --------
                                               (Unaudited)

Assets

Cash                                                $100              $100
                                                    ----              ----
         Total Assets                               $100              $100
                                                    ====              ====

Stockholder's Equity

Common stock, $1.00 par value;
  1,000 shares authorized; 100 shares issued
  and outstanding                                   $100              $100
                                                    ----              ----
                      Total                         $100              $100
                                                    ====              ====



See Note to Statements of Financial Condition.

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                    NOTE TO STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


Note 1.     Organization

Bear Stearns Asset Backed Investors Corp. (the "Company"), was organized by, and is a direct wholly owned limited purpose subsidiary of The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on January 26, 1989.

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

As of September 24, 1999, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for each of the three months ended September 24, 1999 and September 25, 1998. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Through September 24, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $70.5 million of which approximately $10.6 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $4.5 million, which will be funded through operating cash flows and primarily expensed as incurred.

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

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 1999.


                                      Bear Stearns Asset Backed Investors Corp.
                                                  (Registrant)


                                      By:   /s/Samuel L. Molinaro Jr.
                                            Samuel L. Molinaro Jr.
                                            Chief Financial Officer