Form 10-Q
period 1999-12-31
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 2000-02-14
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended December 31, 1999

                                       or

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

                                 245 Park Avenue
                            New York, New York 10167
                                 (212) 272-2000
               (Address, including Zip Code, and Telephone Number,
        including Area Code, of Registrant's Principal Executives Offices


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

                                      INDEX



Part I.        FINANCIAL INFORMATION


Item 1.         Financial Statements

                   Statements of Financial Condition at December 31, 1999 (Unaudited) and June 30, 1999
                   Note to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.        OTHER INFORMATION


Item 1.         Legal Proceedings

Item 6.         Exhibits and Reports on Form 8-K


                Signature

                   BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION


                                          December 31,               June 30,
                                              1999                     1999
                                          -----------                -------
                                          (Unaudited)
Assets
     Cash                                    $ 100                    $ 100
                                             -----                    -----
          Total Assets                       $ 100                    $ 100
                                             =====                    =====

Stockholder's Equity

     Common stock, $1.00 par value;
          1,000 shares authorized; 100
          shares issued and outstanding      $ 100                    $ 100
                                             -----                    -----
               Total                         $ 100                    $ 100
                                             =====                    =====



See Note to Financial Statements.

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

As of December 31, 1999, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for each of the three-month and six-month periods ended December 31, 1999 and December 31, 1998. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company has not commenced operations and, therefore, there was no activity.


Year 2000 Issue

The Year 2000 issue was the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not have been able to accurately process dates ending in the Year 2000 and thereafter.

Through December 31, 1999, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $77.0 million of which approximately $11.0 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $1.0 million, which will be funded through operating cash flows and primarily expensed as incurred.

Nothing has come to the Parent's attention, which would cause it to believe that its Year 2000 compliance effort was not successful. While the Parent will continue to monitor for Year 2000 related problems, to date no significant Year 2000 issues have been encountered.

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

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2000.


                                       Bear Stearns Asset Backed Investors Corp.
                                                  (Registrant)


                                       By:   /s/ Samuel L. Molinaro Jr.
                                             Samuel L. Molinaro Jr.
                                             Chief Financial Officer