Form 10-Q
period 1999-11-26
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 2000-03-03
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-Q

    [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended _________________

                                       or

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from  July 1, 1999  to  November 26, 1999
                                             ------------      -----------------

                         Commission file number 0-19048

                    Bear Stearns Asset Backed Investors Corp.
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-3579047
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

                                      INDEX



Part I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

                  Statements of Financial Condition at November 26, 1999
                 (Unaudited) and June 30, 1999
                  Note to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Item 6.        Exhibits and Reports on Form 8-K


               Signature

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION


                                          November 26,         June 30,
                                              1999               1999
                                          ------------         --------
                                           (Unaudited)

Assets
     Cash                                   $ 100                $ 100
                                            -----                -----
          Total Assets                      $ 100                $ 100
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

On January 18, 2000, the Parent's Board of Directors elected to change its fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999, as announced in its Form 8-K filed on January 21, 2000. The five-month period ended November 26, 1999 is the Company's "Transition Period."

As of November 26, 1999, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for each of the five-month periods ended November 26, 1999 and November 27, 1998. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

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

Through November 26, 1999, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $74.0 million of which approximately $11.0 million in hardware and software has been capitalized. The Parent's total remaining Year 2000 project cost as of November 26, 1999 is estimated at approximately $4.0 million.

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

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2000.


                                     Bear Stearns Asset Backed Investors Corp.
                                                 (Registrant)


                                     By:     /s/ Samuel L. Molinaro Jr.
                                             Samuel L. Molinaro Jr.
                                             Chief Financial Officer