Form 10-Q
period 2000-02-25
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 2000-04-10
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended February 25, 2000

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ________ to _________

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

                                      INDEX



Part I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

              Statements of Financial Condition (Unaudited) at February 25, 2000
                  and November 26, 1999
              Note to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K


            Signature

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                       February 25,               November 26,
                                           2000                       1999
                                     ---------------            ---------------
Assets
     Cash                                 $ 100                      $ 100
                                     ---------------            ---------------
       Total Assets                       $ 100                      $ 100
                                     ===============            ===============


Stockholder's Equity

     Common stock, $1.00 par value;
       1,000 shares authorized; 100
       shares issued and outstanding      $ 100                      $ 100
                                     ---------------            ---------------
               Total                      $ 100                      $ 100
                                     ===============            ===============


See Note to Financial Statements.

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                    NOTE TO STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



Note 1.     Organization and Basis of Presentation

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

On January 18, 2000, the Parent's Board of Directors elected to change its fiscal year end to November 30 from June 30, effective with the year beginning November 27, 1999. The Company has also elected to change its fiscal year end to November 30, effective with the year beginning November 27, 1999. This Quarterly Report on Form 10-Q presents the unaudited results of the Company's operations for the first fiscal quarter ended February 25, 2000 and for the three-month period covering November 28, 1998 through February 26, 1999.

As of February 25, 2000, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations for each of the three-month periods ended February 25, 2000 and February 26, 1999. The balance in the stockholder's equity consists solely of common stock issued on January 26, 1989; thus, no statement of stockholder's equity is presented. All funds were obtained from capital transactions. As a result, no statement of cash flows is presented.

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

Through February 25, 2000, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $78.2 million of which approximately $11.0 million in hardware and software has been capitalized. The total remaining Year 2000 project cost as of February 25, 2000 was not material.

Nothing has come to the Parent's attention which would cause it to believe that its Year 2000 compliance effort was not successful. While the Parent will continue to monitor for Year 2000 related problems, to date no significant Year 2000 issues have been encountered.

Part II.     OTHER INFORMATION


Item 1.      Legal Proceedings

              No legal proceedings are pending.

Item 6.      Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   (27) Financial Data Schedule

              (b)  Reports on Form 8-K

                   No reports on Form 8-K have been filed during the period covered by this report.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April, 2000.


                                     Bear Stearns Asset Backed Investors Corp.
                                                     (Registrant)


                                     By:     /s/ Samuel L. Molinaro Jr.
                                             Samuel L. Molinaro Jr.
                                             Chief Financial Officer