Form 10-Q
period 2000-05-26
BEAR STEARNS ASSET BACKED INVESTORS CORP
filed 2000-07-10
CIK 846607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended May 26, 2000

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

                                      INDEX



Part I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

              Statements of Financial Condition (Unaudited) at May 26, 2000
                  and November 26, 1999
              Note to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K


            Signature

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                         May 26,                  November 26,
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
                                     ===============            ===============


See Note to Financial Statements.

                    BEAR STEARNS ASSET BACKED INVESTORS CORP.
                    NOTE TO STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



Note 1.     Organization and Basis of Presentation

Bear Stearns Asset Backed Investors Corp. (the "Company"), was organized by, and is a direct wholly owned limited purpose subsidiary of, The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on January 26, 1989.

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

As of May 26, 2000, the Company had not commenced operations, except for the conduct of non-recurring organizational matters and activities, the cost for which were borne by an affiliate. Accordingly, the Company had no results of operations or cash flows for each of the three and six-month periods ended May 26, 2000 and May 28, 1999. As a result, no statement of cash flows is presented.

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

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July, 2000.


                                   Bear Stearns Asset Backed Investors Corp.
                                               (Registrant)


                                   By: /s/ Samuel L. Molinaro Jr.
                                       Samuel L. Molinaro Jr.
                                       Chief Financial Officer